Form 10-K
period 2003-12-31
GS AUTO LOAN TRUST 2003-1
filed 2004-03-30
CIK 1227727

----------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                      Commission File Number  333-101904-01

                            GS Auto Loan Trust 2003-1
                       (Issuer with respect to the Notes)

                   GOLDMAN SACHS ASSET BACKED SECURITIES CORP.
             (Exact name of registrant as specified in its charter)


       Delaware                                      13-6357101
(State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)

85 Broad Street
New York, NY                                                    10004
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code :  (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not Applicable.

                   Documents incorporated by reference: None

PART I

Item 1.  Business

     Goldman Sachs Asset Backed Securities Corp., or the "Registrant", is a Delaware corporation formed for the sole purpose of issuing asset-backed securities through Trusts. At December 31, 2003, there was [one] active Trust formed by the Registrant: the GS Auto Loan Trust 2003-1, or the "Trust". The only "business" of the Trust is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Registration Statement on Form S-3 (File No. 333-101904). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2.  Properties

     The Registrant and the Trust do not have any physical properties. Accordingly, this item is inapplicable.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to the Company, the Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of Holders of the Offered Notes during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Notes. As of December 31, 2003, there were less than 300 holders of the Notes.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     While some noteholders' positions in the Notes of the Trust exceeded 5% of the outstanding principal balance of the Notes, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1) Not Applicable.

      (2) Not applicable.

      (3) The exhibits filed in response to Item 601 of regulation S-K are listed in the Exhibit Index.

(b) Reports on Form 8-K: The following Reports on Form 8-K with respect to the Trust were filed by the Registrant for the last quarter of 2003.

     Reports on Form 8-K dated October 27, 2003, November 25, 2003, and December 26, 2003 were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Notes for payments made on the same date. The items reported in such Reports were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(d)   Not applicable.


(c) Exhibits to this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GS Auto Loan Trust 2003-1

                              By:  Goldman Sachs Asset Backed Securities Corp.

Date:  March 29, 2004         By:  /s/ Daniel L. Sparks
                                   ----------------------------------------
                              Name:  Daniel L. Sparks
                              Title: President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The Registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit Description


31.1  Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2003

99.2 Annual Servicer's Statement as to Compliance for the year ended December 31, 2003

99.3  Aggregate Trust Data Report

                                  EXHIBIT 31.1
   Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
                               ------------------


     I, Daniel L. Sparks, President of Goldman Sachs Asset Backed Securities Corp., certify that:

     1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of GS Auto Loan Trust 2003-1;

     2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

     3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the pooling and servicing, or such similar agreement, for inclusion in the Reports is included in these Reports;


     4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee by the Servicer or by the Indenture Trustee each in accordance with the terms of the Servicing Agreement, and except as disclosed in the Reports, the Servicer and the Indenture Trustee have fulfilled their obligations under the Servicing Agreement; and

     5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Servicing Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank as Indenture Trustee and The Huntington National Bank, as Servicer.

         Date:  March 29, 2004

         By:      /s/ Daniel L. Sparks
                --------------------------------------
         Name:   Daniel L. Sparks
         Title:  President
                                      -8-

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                      ------------------------------------


Report of Independent Accountants

Board of Directors
The Huntington National Bank


     We have examined management's assertion that The Huntington National Bank (the "Company") has complied as of December 31, 2003 and for the period April 24, 2003 to December 31, 2003 with its established minimum servicing standards, included in the accompanying Management's Assertion, dated March 10, 2004, relating to automobile loans serviced by the Company for the GS Auto Loan Trust 2003-1. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified standards.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards relating to automobile loans serviced by the Company for the GS Auto Loan Trust 2003-1 as of December 31, 2003 and for the period April 24, 2003 to December 31, 2003 is fairly stated, in all material respects, based on criteria set forth in Appendix I.

/s/ Ernst & Young LLP
--------------------------
March 10, 2004
Columbus, Ohio

                             Management's Assertion


March 10, 2004


     We, as members of management of The Huntington National Bank, (the "Company") are responsible for complying with the Company's established minimum servicing standards for automobile loan receivables, including those loan receivables in the GS Auto Loan Trust 2003-1, as set forth in Appendix I. We have performed an evaluation of the Company's compliance with its minimum servicing standards as of December 31, 2003 and for the period April 24, 2003 to December 31, 2003. Based on this evaluation, we assert that as of December 31, 2003 and for the period April 24, 2003 to December 31, 2003, the Company complied with the minimum servicing standards as set forth in Appendix I.


/s/ IRVING ADLER                          /s/ TIMOTHY BARBER
------------------------------          --------------------------------------
Irving Adler                              Timothy Barber
Senior Vice President                     Senior Vice President
Loan Operations Director                  Credit Risk Management
The Huntington National Bank              The Huntington National Bank



Appendix I


                         The Huntington National Bank's
                Minimum Servicing Standards for Automobile Loans


I.  Payments

     Payments made in accordance with the debtor's loan documents shall be posted to applicable loan records within two business days of receipt.

     Payments shall be allocated to principal, interest or other items in accordance with the borrower's automobile loan documents.

II. Disbursements

     Amounts remitted to investors per the servicer's reports are authorized and shall agree with canceled checks, or other form of payment, or custodial bank statements.

III. Investor Accounting and Reporting

     Monthly investor reports are sent to the owner/indenture trustee on a monthly basis listing the total unpaid principal balance and number of automobile loans serviced.

IV.  Delinquencies

     Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated periodically. Such records shall describe the entity's activities in monitoring delinquent contracts including, for example phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary.

                                  EXHIBIT 99.2
                    Annual Servicer's Statement of Compliance
                      ------------------------------------


                        SERVICER'S ANNUAL CERTIFICATION

     The undersigned, duly authorized representative of The Huntington National Bank ("Huntington"), as servicer (the "Servicer") pursuant to the Sale and Servicing Agreement dated as of April 1, 2003, as amended from time to time (the Sale and Servicing Agreement"), among GS Auto Loan Trust 2003-1, as issuer (the "Issuer"), Goldman Sachs Mortgage Company ("GSMC"), as seller, Goldman Sachs Asset Backed Securities Corp., as depositor (the "Depositor"), Huntington and JPMorgan Chase Bank as indenture trustee (the "Indenture Trustee"), does hereby certify that based on the knowledge of the undersigned:

1.   Huntington is Servicer under the Sale and Servicing Agreement.

2. The undersigned is duly authorized pursuant to the Sale and Servicing Agreement to execute and deliver this certificate.

3. This certificate is delivered pursuant to Section 4.11(a) of the Sale and Servicing Agreement.

4. A review of the activities of the Servicer and the performance of its obligations under the Sale and Servicing Agreement during the period from April 24, 2003, to and including December 31, 2003 (the "Review Period"), was conducted under the supervision of the undersigned.

5. Based on such review, except as otherwise disclosed pursuant to paragraph 6 below, the Servicer has fulfilled its obligations under the Sale and Servicing Agreement during applicable Review Period.

6. The following is a description of each default in the performance of the Servicer's obligations under the provisions of the Sale and Servicing Agreement known to the undersigned to have been made during the Review Period, which sets forth in detail (i) the nature and status of each such default and (ii) the action taken by the Servicer, if any, to remedy each such default: None.

7. There is no default known to the undersigned with respect to the applicable Review Period which has not been disclosed herein.

8. The servicing information provided by the Servicer herein in respect of the Receivables, including information relating to actions of the Servicer and/or payments and other collections on and characteristics of the Receivables, taken as a whole, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements made, not misleading as of the last day of the applicable Review period.

9. The Servicer has provided all of the reports and certificates required under Sections 4.10, 4.11 and 4.12 to the parties to which such reports and certificates are required to be provided with respect to the applicable Review Period.

   In WITNESS WHEREOF, the undersigned has duly executed this certificate this 1st day of March, 2004.

Responsible Officer of the Servicer

By:    /s/ Timothy R. Barber
       ----------------------------
Name:  Timothy R. Barber
Title: Senior Vice President

                                EXHIBIT 99.3
                          Aggregate Trust Data Report
                      ------------------------------------


Ending Balance   Bond Name
------------------------------------------------------------------------------------------------------------------------------------

Distribution
Date         a1              a2               a3             a4           b               c               d            Grand Total
------------------------------------------------------------------------------------------------------------------------------------

05/15/2003  100,534,302.58   138,336,000.00   124,956,000   114,082,000   17,148,000.00   9,233,000.00   11,666,000   515,955,302.58

06/16/2003   82,931,410.52   138,336,000.00   124,956,000   114,082,000   17,148,000.00   9,233,000.00   11,666,000   498,352,410.52

07/15/2003   65,195,346.69   138,336,000.00   124,956,000   114,082,000   17,148,000.00   9,233,000.00   11,666,000   480,616,346.69

08/15/2003   46,840,311.50   138,336,000.00   124,956,000   114,082,000   17,148,000.00   9,233,000.00   11,666,000   462,261,311.50

09/15/2003   29,973,253.85   138,336,000.00   124,956,000   114,082,000   17,148,000.00   9,233,000.00   11,666,000   445,394,253.85

10/15/2003   12,610,046.79   138,336,000.00   124,956,000   114,082,000   17,148,000.00   9,233,000.00   11,666,000   428,031,046.79

11/17/2003   0.00            133,617,545.80   124,956,000   114,082,000   17,148,000.00   9,233,000.00   11,666,000   410,702,545.80

12/15/2003   0.00            119,390,339.79   124,956,000   114,082,000   17,148,000.00   9,233,000.00   11,666,000   396,475,339.79

01/15/2004   0.00            103,594,685.46   124,956,000   114,082,000   17,148,000.00   9,233,000.00   11,666,000   380,679,685.46

02/17/2004   0.00             90,772,986.34   124,956,000   114,082,000   16,079,220.42   8,900,444.73   11,666,000   366,456,651.49

03/15/2004   0.00             78,916,376.01   124,956,000   114,082,000   15,501,177.06   8,161,086.94   11,666,000   353,282,640.01

Grand Total 338,084,671.93 1,356,307,933.40 1,374,516,000 1,254,902,000  185,912,397.48  100,158,531.67 128,326,000 4,738,207,534.48

-------------------------------------------------------------------------------------------------------------------------------
Interest      Bond Name
-------------------------------------------------------------------------------------------------------------------------------
Distribution
Date           a1            a2             a3              a4            b             c              d             Grand Total

05/15/2003     89,948.95     124,110.45     151,321.72      180,743.92    26,217.86     20,186.42      37,428.42     629,957.74

06/16/2003     116,172.97    177,300.64     216,173.88      258,205.59    37,454.09     28,837.74      53,469.17     887,614.08

07/15/2003     86,847.62     177,300.64     216,173.88      258,205.59    37,454.09     28,837.74      53,469.17     858,288.73

08/15/2003     72,982.57     177,300.64     216,173.88      258,205.59    37,454.09     28,837.74      53,469.17     844,423.68

09/15/2003     52,435.13     177,300.64     216,173.88      258,205.59    37,454.09     28,837.74      53,469.17     823,876.24

10/15/2003     32,471.03     177,300.64     216,173.88      258,205.59    37,454.09     28,837.74      53,469.17     803,912.14

11/17/2003     15,026.97     177,300.64     216,173.88      258,205.59    37,454.09     28,837.74      53,469.17     786,468.08

12/15/2003     0.00          171,253.15     216,173.88      258,205.59    37,454.09     28,837.74      53,469.17     765,393.62

01/15/2004     0.00          153,018.62     216,173.88      258,205.59    37,454.09     28,837.74      53,469.17     747,159.09

02/17/2004     0.00          132,773.86     216,173.88      258,205.59    37,454.09     28,837.74      53,469.17     726,914.33

03/15/2004     0.00          116,340.71     216,173.88      258,205.59    35,119.70     27,799.06      53,469.17     707,108.11

Grand Total    465,885.24    1,761,300.63   2,313,060.52    2,762,799.82  398,424.37    307,525.14     572,120.12    8,581,115.84



Ending Balance
Factor             Bond Name
-----------------------------------------------------------------------------------------------------------------------------------
Distribution
Date                a1                a2                a3                a4                b                 c               d

05/15/2003          847.5753501       1000              1000              1000              1000              1000            1000

06/16/2003          699.170507        1000              1000              1000              1000              1000            1000


07/15/2003          549.6429316       1000              1000              1000              1000              1000            1000

08/15/2003          394.8969894       1000              1000              1000              1000              1000            1000

09/15/2003          252.6957513       1000              1000              1000              1000              1000            1000

10/15/2003          106.3116225       1000              1000              1000              1000              1000            1000

11/17/2003          0                 965.89135         1000              1000              1000              1000            1000

12/15/2003          0                 863.0460602       1000              1000              1000              1000            1000

01/15/2004          0                 748.8628084       1000              1000              1000              1000            1000

02/17/2004          0                 656.1776135       1000              1000              937.6732225       963.9818835     1000

03/15/2004          0                 570.4688296       1000              1000              903.9641393       883.9041417     1000
-----------------------------------------------------------------------------------------------------------------------------------


Servicing Fee
Distribution Date   Total
--------------------------------------

05/15/2003          439,535.38
06/16/2003          426,293.43
07/15/2003          413,192.60
08/15/2003          399,892.93
09/15/2003          385,989.99
10/15/2003          373,127.92
11/17/2003          359,857.81
12/15/2003          346,501.38
01/15/2004          335,351.73
02/17/2004          323,195.88
03/15/2004          311,612.80
Grand Total         4,114,551.85


Owner Trustee Fee
Distribution Date   Total
-------------------------------------
05/15/2003          833.33
06/16/2003          833.33
07/15/2003          833.33
08/15/2003          833.33
09/15/2003          833.33
10/15/2003          833.33
11/17/2003          833.33
12/15/2003          833.33
01/15/2004          833.33
02/17/2004          833.33
03/15/2004          833.33
Grand Total         9,166.67
--------------------------------------


Indenture Trustee Fee
Distribution Date   Total
--------------------------------------
05/15/2003          662.50
06/16/2003          662.50
07/15/2003          662.50
08/15/2003          662.50
09/15/2003          662.50
10/15/2003          662.50
11/17/2003          662.50
12/15/2003          662.50
01/15/2004          662.50
02/17/2004          662.50
03/15/2004          662.50
Grand Total         7,287.50
--------------------------------------



                                      -12-

